Form 10-Q
period 1996-06-30
NEW STAT HEALTHCARE INC
filed 1996-08-14
CIK 1010937

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended                   JUNE 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from                        to

                           Commission file number             1-14386

                              STAT HEALTHCARE, INC.
             (Exact name of registrant as specified in its charter)

      DELAWARE                                           76-0496236
(State or other jurisdiction                  (IRS Employer Identification No.)
of incorporation or organization)

             12450 GREENSPOINT DRIVE SUITE 1200 HOUSTON, TEXAS 77060
                    (Address of principal executive offices)

                                  (713)872-6900
                (Issuer's telephone number, including area code)

         (Former name, former address and former fiscal year, if changed since last report)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 14,974,412 SHARES OF COMMON STOCK OUTSTANDING AS OF AUGUST 14, 1996.

                              STAT HEALTHCARE, INC.
                                    FORM 10-Q
                           Quarter Ended June 30, 1996

                                Table of Contents
PART I

Item 1. Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
PART II

Item 1. Legal Proceedings

Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

INDEX TO FINANCIAL STATEMENTS

                                     PART I

Item 1.  Financial Statements

         The unaudited financial statements commencing on page F-1 include the accounts of STAT Healthcare, Inc. and all majority owned subsidiaries (the Company) and have been prepared pursuant to the rules and regulations of the Securities Exchange Commission. Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for a full year. For further information, reference is made to the supplemental consolidated financial statements and notes thereto included in the Company's Current Report on Form 8-K dated August 9, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General
         The following discussion and analysis reviews consolidated financial data for companies which previously reported separately. The consolidation has been made because of the June 1996 merger of Old STAT and the AmHealth Companies into STAT Healthcare, Inc. (the Company). This merger has been accounted for as a pooling of interests.

         Old STAT was incorporated on July 29, 1994, and commenced active operations effective September 1, 1994, pursuant to a management agreement with South Texas Acute Trauma Physicians, P.A. (STAT Physicians) which had been in operations since January 1, 1986.

         The AmHealth Companies are comprised of a group of corporations and partnerships with common ownership which were formed at various dates starting in October 1992 and which commenced operating activities in April 1993.

         From a historical perspective, Old STAT's operations were limited to a single business segment, emergency medical management services. AmHealth's operations were focused on integrated disease management services comprised of two identifiable segments, kidney dialysis services and medical management services which encompass hyperbaric oxygen (HBO) and home healthcare management services.

         The following discussion should be read in conjunction with the audited supplemental consolidated financial statements of the Company as filed on Form 8-K dated August 9, 1996.


Results of Operations

Three months Ended June 30, 1996 Compared to Three Months Ended June 30, 1995.

         Net Service Revenues. Net service revenues increased by $3.6 million, or 66%, to $9.1 million in 1996 from $5.5 million in 1995. This increase is comprised of a $1.3 million (68%) increase in disease management revenues and a $2.3 million (62%) increase in emergency medical management revenues.

         The increase in disease management revenues, to $3.2 million in 1996 from $1.9 million in 1995, is primarily attributable to the introduction of new services and facilities. Kidney dialysis services accounted for approximately $1.9 million of 1996 revenues and approximately $1.5 million of 1995 revenues, while medical management services accounted for $1.3 million of 1996 revenues compared to $.4 million of 1995 revenues.

         At June 30, 1996, the Company operated five kidney dialysis centers compared with three centers at June 30, 1995. Revenues during 1996 attributable to the new centers approximate $.3 million while revenues attributable to centers open during both periods increased to $1.8 million from $1.5 million or a same store growth rate of approximately 20%. Per patient revenue rates remained relatively constant between the periods. At June 30, 1996, the Company had approximately 270 dialysis patients compared with approximately 185 patients at June 30, 1995.

         At June 30, 1996, the Company provided management services to one home healthcare agency, which services commenced in June 1995, and operated two HBO facilities, one opened in May 1995 and the second opened in April 1996. The increase in comparative revenues of $.9 million is attributable to a combination of the short operating history as of June 30, 1995 and the opening of the second HBO facility in April 1996. In July 1996, the Company announced contracts for three additional HBO facilities which are expected to be opened during the fourth quarter of 1996.

         The increase in emergency medical management revenues, to $5.9 million in 1996 from $3.6 million in 1995, is primarily attributable to an increase in the number of patients treated in 1996 (70,000) compared with 1995 (46,000). The increase in patients relates to an increase in the number of emergency departments being served, 18 as of June 30, 1996 compared with 13 at June 30, 1995. During the 1996 period, the Company started providing services at four additional emergency departments. In July 1996, the Company announced contracts for services to five additional emergency departments, two of which commenced July 1 with the remaining three to commence during the fourth quarter of 1996. Services were terminated by the Company at 4 emergency departments (2 in April 1996 and 2 during the second half of 1995) which were served at June 30, 1995. Also contributing to the increase in revenues is a 6.8% increase, to $84.50 in 1996 from $79.15 in 1995, in average revenue per patient. The increase in per patient revenue is due to a pricing increase implemented in February 1996.

         Operating Expenses. Operating expenses increased by $2.9 million, or 63%, to $7.5 million in 1996 from $4.6 million in 1995. This percentage increase closely parallels the comparative increase in net service revenues.

         Significant elements comprising operating expenses include: (1) professional medical fees which increased $1.5 million or 65%; (2) human resources costs which increased $.8 million or 90%; (3) billing and collection costs which increased $.2 million or 45%; and (4) supplies costs which increased $.1 million or 30%. Other combined costs accounted for the remaining increase of $.3 million. Comments relating to the four identified costs are as follows:

         Professional medical fees and billing and collection costs which increased by 65% and 45%, respectively, are all directly related to emergency medical services, which revenues increased by 62%. The percentage increase in professional medical fees slightly exceeded the percentage increase in related revenues because of rate increases in fees paid to independent contract physicians. The rate of increase in billing and collection costs was slightly less than the rate of increase in revenues because of a May 1996 negotiated reduction in the cost of this contracted service which is based on a percentage of collections.

         The rate of increase in human resources costs exceeded the rate of increase in revenues. Such costs increased by 90% vs. a revenue increase of 66%. The disproportionate percentage increase is attributable to the hiring of administrative and support personnel to accommodate the expanded operations and contracted future business. Additionally, the home healthcare and HBO services businesses which were started late in the 1995 period are highly labor intensive and contribute to an increase in these costs as a percentage of revenues.

         Reorganization Costs. The reorganization costs incurred during 1996 relate entirely to the merger between Old STAT and the AmHealth Companies and consist of transactional costs associated with the process.

Six months Ended June 30, 1996 Compared to Six Months Ended June 30, 1995.

         Net Service Revenues. Net service revenues increased by $6.3 million, or 61%, to $16.7 million in 1996 from $10.4 million in 1995. This increase is comprised of a $3.2 million (93%) increase in disease management revenues and a $3.1 million (45%) increase in emergency medical management revenues.

         The increase in disease management revenues, to $6.7 million in 1996 from $3.5 million in 1995, is primarily attributable to the introduction of new services and facilities. Kidney dialysis services accounted for approximately $3.8 million of 1996 revenues and approximately $2.6 million of 1995 revenues, while medical management services accounted for $2.9 million of 1996 revenues compared to $.9 million of 1995 revenues.

         At June 30, 1996, the Company operated five kidney dialysis centers compared with three centers at June 30, 1995. Revenues during 1996 attributable to the new centers approximate $.6 million while revenues attributable to centers open during both periods increased to $3.2 million from $2.6 million or a same store growth rate of approximately 19%. Per patient revenue rates remained relatively constant between the periods. At June 30, 1996, the Company had approximately 270 dialysis patients compared with approximately 185 patients at June 30, 1995.

         At June 30, 1996, the Company provided management services to one home healthcare agency, which services commenced in June 1995, and operated two HBO facilities, one in May 1995 and the second opened in April 1996. The increase in comparative revenues of $2.0 million is attributable to a combination of the short operating history as of June 30, 1995 and the opening of the second HBO facility in April 1996.

         The increase in emergency medical management revenues, to $10.0 million in 1996 from $6.9 million in 1995, is primarily attributable to an increase in the number of patients treated in 1996 (124,000) compared with 1995 (90,000). The increase in patients relates to an increase in the number of emergency departments being served, 18 as of June 30, 1996 compared with 13 at June 30, 1995. Also contributing to the increase in revenues is a 5% increase, to $80.31 in 1996 from $76.27 in 1995, in average revenue per patient. The increase in per patient revenue is due to a pricing increase implemented in February 1996.

         Operating Expenses. Operating expenses increased by $5.2 million, or 60%, to $13.8 million in 1996 from $8.6 million in 1995. This percentage increase closely parallels the comparative increase in net service revenues.

         Significant elements comprising operating expenses include: (1) professional medical fees which increased $2.1 million or 47%; (2) human resource costs which increased $1.9 million or 116%; (3) billing and collection costs which increased $.3 million or 43%; (4) supplies costs which increased $.3 million or 38%; and (5) liability insurance which increased $.2 million or 54%. Other combined costs accounted for the remaining increase of $.4 million. Comments relating to the five identified costs are as follows:

         Professional medical fees, liability insurance, and billing and collection costs which increased by 47%, 54% and 43%, respectively, are all directly related to emergency medical services, which revenues increased by 45%. The percentage increase in professional medical fees exceeded the percentage increase in related revenues because of rate increases in fees paid to independent contract physicians. The percentage increase in liability insurance exceeded the percentage increase in patients treated (38%) because of an increase in premium which is paid on a per patient basis. The average cost for 1996 was approximately $4.00 per patient compared to approximately $3.60 per patient in the 1995 period. The increase in billing and collection costs was slightly less than the increase in revenues because of a May 1996 negotiated reduction in the cost of this contracted service which is based on a percentage of collections.

         The rate of increase in human resource costs exceeded the rate of increase in revenues. Such costs increased by 75% (vs. revenue increase of 45%) or $.5 million in emergency medical services and by 146% (vs. revenue increase of 93%) or $1.4 million in disease management services. The disproportionate percentage increases are attributable to the hiring of administrative and support personnel to accommodate the expanded operations and contracted future business. Additionally, the home healthcare and HBO services businesses which were started late in the 1995 period are highly labor intensive and contribute to an increase in these costs as a percentage of revenues.

         The increase in supply costs, 38%, is most directly related to the dialysis business which had increased revenues of 46%. These costs did not increase at as great a rate as revenues because of economies of scale in purchasing supplies for expanded operations.

         Income Taxes and Proforma Income Taxes. Combined income taxes and proforma income taxes have been calculated using estimated effective tax rates of 36% for 1996 and 34% for 1995. Because the AmHealth Companies were S corporations or partnership entities for federal income tax purposes, no income taxes were provided on their pre merger incomes. Proforma income taxes represent the additional taxes which would have been provided had they been subject to income taxes at the established rates.

         Shares Used in Computing Net Income Per Share. Shares used in computing net income per share are based on the weighted average common shares and common share equivalents outstanding during the periods presented. For 1996, this includes 14,888,992 shares outstanding plus approximately 431,000 common share equivalents relating to warrants and options. For 1995, there were no common share equivalents because the warrants and options were anti dilutive. Additionally, merger shares allocable to AmHealth business units included in the merger but not yet operational as of June 30, 1995 or operational for only a portion of the period were excluded from or weighted into the 1995 average.

Liquidity and Capital Resources.

         Capital requirements of the Company relate principally to three areas. These are (1) funds required to purchase capital assets for dialysis centers and equipment for the expansion of existing and opening of new hyperbaric oxygen facilities; (2) working capital needs associated with the start-up of new emergency department contracts; and (3) availability of funds for acquisitions which complement the Company's growth strategy.

         Management is actively evaluating new markets for the expansion of the Company's disease management business and considers either dialysis centers or hyperbaric oxygen facilities to be the optimum vehicles for market entry. These ventures are the most capital intensive of the Company's businesses and require funds to purchase dialysis and hyperbaric oxygen equipment. At July 31, 1996, the Company had commitments for approximately $0.5 million of hyperbaric oxygen equipment for new facilities expected to open during the fourth quarter of 1996.

         In evaluating individual business segments of the Company, working capital needs are most extensive as they relate to increases in emergency department contracts. Experience indicates that upon commencement of new contracts, periods ranging from 90 to 150 days are required to achieve normal cash flows. Accordingly, the more rapidly the Company is able to add new contracts, the greater the working capital needs.

         In evaluating growth opportunities, Management expects to consider acquisitions as well as growth through internal development. Some acquisitions may be accomplished through the issuance of additional stock; however, it is expected that cash will be a significant medium in the Company's acquisition strategy.

         Historically, capital requirements have been met through a combination of sources including: (1) operating cash flows; (2) Old STAT's initial public offering in April 1995; and (3) lease and bank financings. To posture the Company for future growth, a new bank credit facility totaling $6.5 million was negotiated in August 1996. Upon opening of this new facility, $1.5 million will be utilized to pay off borrowings under the Company's existing credit facility. Additionally, discussions have just commenced to increase the amount of this new facility and the Company is considering a secondary public offering of its common stock. No assurances can be made that the Company will be able to achieve these latter objectives.

         Inflation has not had, nor is it expected to have, a material impact on the operations and financial condition of the Company.

                                     PART II

Item 1.  Legal Proceedings

         The Company is not presently a party to any material litigation, nor, to the knowledge of Management, is any such litigation presently threatened.


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits.

                  27.1  Financial Data Schedule.

         (b)      Reports on Form 8-K.

                  The registrant filed a Current Report on Form 8-K dated June 24, 1996 (Items 1,2 and 7) to report the closing of the transactions (the "Exchange") contemplated by that certain Amended and Restated Agreement and Plan of Reorganization, dates as of March 15, 1996, among the registrant, Old STAT, Inc. (named "STAT Healthcare, Inc." prior to such transactions), STAT Acquisition Corp. and the AmHealth Corporations and AmHealth Partnerships named therein. Such report incorporated by reference (i) historical financial statements of Old STAT, Inc., South Texas Acute Trauma Physicians, P.A. and AmHealth Corporation and its related healthcare entities, and (ii) unaudited pro forma combined financial statements of the registrant.

                  The registrant filed a Current Report on Form 8-K dated August 9, 1996 (Item 5) to include therein the supplemental consolidated financial statements of the registrant required following the consummation of the Exchange which was accounted for using the pooling of interests method.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  STAT HEALTHCARE, INC.

Date:  August 14, 1996        By: Russell D. Schneider
                                  Chairman of the Board and Chief
                                  Executive Officer
                                  (Principal Executive Officer)

Date:  August 14, 1996        By:
                                  Ned E. Chapman
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

                              STAT HEALTHCARE, INC.
                   Index to Consolidated Financial Statements

Consolidated Balance Sheets

Consolidated Statements of Income

Consolidated Statement of Cash Flows

Notes to Consolidated Financial Statements



                     STAT HEALTHCARE, INC. AND SUBSIDIARIES
                                 BALANCE SHEETS
                       JUNE 30, 1996 AND DECEMBER 31, 1995

                                                                                                  June 30,              December 31,
                                                                                                    1996                    1995
                                                                                                 (unaudited)              (audited)
                                                                                                 -----------             -----------
          ASSETS
Cash and cash equivalents ..........................................................             $ 1,324,000             $ 2,538,000
Accounts receivable, net ...........................................................               7,109,000               4,565,000
Notes receivable ...................................................................                 200,000                 266,000
Inventories ........................................................................                  78,000                 103,000
Prepaid and other current assets ...................................................                 132,000                 709,000
                                                                                                 -----------             -----------
          Total current assets .....................................................               8,843,000               8,181,000
Property and equipment, net ........................................................               3,149,000               2,261,000
Intangible assets, net .............................................................               1,408,000                    --
Other non-current assets ...........................................................                 220,000                 133,000
                                                                                                 -----------             -----------
          Total assets .............................................................             $13,620,000             $10,575,000
                                                                                                 ===========             ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current portion of long-term debt ..................................................             $ 1,486,000             $    88,000
Current portion of capital lease obligations .......................................                  72,000                  48,000
Accrued physicians' fees ...........................................................               1,095,000                 706,000
Accounts payable ...................................................................               1,314,000                 925,000
Accrued liabilities ................................................................                 436,000                 513,000
Distributions payable ..............................................................                 861,000                 283,000
                                                                                                 -----------             -----------
          Total current liabilities ................................................               5,264,000               2,563,000
Long-term debt .....................................................................                 289,000                 156,000
Long-term capital lease obligations ................................................               1,993,000               1,484,000
                                                                                                 -----------             -----------
          Total liabilities ........................................................               7,546,000               4,203,000
                                                                                                 -----------             -----------
Stockholders' equity:
     Preferred stock, $.01 par value.  Authorized 5,000,000
       shares; Series A convertible, no shares outstanding .........................                    --                      --
     Common Stock, $.01 par value.  Authorized 40,000,000
       shares; issued and outstanding, 14,902,472
       and 14,823,332, respectively ................................................                 149,000                 148,000
     Capital in excess of par value ................................................               5,731,000               4,204,000
     Retained earnings .............................................................                 194,000               2,020,000
                                                                                                 -----------             -----------
          Total stockholders' equity ...............................................               6,074,000               6,372,000
                                                                                                 -----------             -----------
Commitments and contingencies
          Total liabilities and stockholders' equity ...............................             $13,620,000             $10,575,000
                                                                                                 ===========             ===========

     See accompanying notes to unaudited consolidated financial statements.

                     STAT HEALTHCARE, INC. AND SUBSIDIARIES
                              STATEMENTS OF INCOME
                      QUARTERS ENDED JUNE 30, 1995 AND 1996
                     SIX MONTHS ENDED JUNE 30, 1995 AND 1996
                                   (UNAUDITED)

                                                   Quarter           Quarter       Six months     Six months
                                                    ended             ended         ended           ended
                                                June 30, 1996    June 30, 1995  June 30, 1996    June 30, 1995
                                                 ------------    ------------    ------------    ------------
Net service revenues .........................   $  9,114,000    $  5,502,000    $ 16,663,000    $ 10,375,000
                                                 ------------    ------------    ------------    ------------
Operating expenses:
     Professional medical fees ...............      3,871,000       2,348,000       6,695,000       4,548,000
     Human resources .........................      1,769,000         929,000       3,516,000       1,625,000
     Supplies ................................        570,000         440,000       1,136,000         822,000
     Billing and collection costs ............        551,000         381,000         996,000         697,000
     Liability insurance .....................        259,000         181,000         499,000         324,000
     Other costs .............................        474,000         318,000         938,000         575,000
                                                 ------------    ------------    ------------    ------------
          Total operating expenses ...........      7,494,000       4,597,000      13,780,000       8,591,000
                                                 ------------    ------------    ------------    ------------
          Operating income ...................      1,620,000         905,000       2,883,000       1,784,000
Interest income ..............................          5,000          28,000          17,000          31,000
Interest expense .............................        (86,000)        (27,000)       (150,000)        (60,000)
Reorganization costs .........................     (1,269,000)           --        (1,269,000)           --
                                                 ------------    ------------    ------------    ------------
          Income before income taxes .........        270,000         906,000       1,481,000       1,755,000
Income taxes .................................       (121,000)        104,000         (44,000)        181,000
                                                 ------------    ------------    ------------    ------------
          Net income .........................   $    391,000    $    802,000    $  1,525,000    $  1,574,000
                                                 ============    ============    ============    ============
Proforma income taxes ........................        218,000         204,000         577,000         416,000
                                                 ------------    ------------    ------------    ------------
          Proforma net income ................   $    173,000    $    598,000    $    948,000    $  1,158,000
                                                 ============    ============    ============    ============
          Proforma net income per common share   $       0.01    $       0.06    $       0.06    $       0.13
                                                 ============    ============    ============    ============
Number of shares used in computing
proforma net income per share ................     15,424,275      10,555,628      15,320,433       9,077,613
                                                 ============    ============    ============    ============

     See accompanying notes to unaudited consolidated financial statements.

                     STAT HEALTHCARE, INC. AND SUBSIDIARIES
                             STATEMENT OF CASH FLOWS
                         SIX MONTHS ENDED JUNE 30, 1996
                                   (UNAUDITED)
                                                                 Six months
                                                                    ended
                                                                June 30, 1996
                                                                 -----------
Cash flows from operating activities
     Net income ..............................................   $ 1,525,000
                                                                 -----------
     Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
          Depreciation and amortization ......................       238,000
          Increase in deferred tax liability .................        50,000
          Changes in assets and liabilities
              Increase in net accounts receivable ............    (2,544,000)
              Decrease in inventories ........................        25,000
              Decrease in prepaid and other current assets ...       627,000
              Increase in other non-current assets ...........       (92,000)
              Increase in accrued physicians' fees ...........       389,000
              Increase in accounts payable ...................       389,000
              Decrease in accrued liabilities ................      (127,000)
                                                                 -----------
              Total Adjustments ..............................    (1,045,000)
                                                                 -----------
                 Net cash provided by
                   operating activities ......................       480,000
                                                                 -----------
Cash flows from investing activities:
       Repayment of notes receivable .........................        66,000
       Purchase of HEMA assets ...............................      (960,000)
       Purchase of Amedica assets ............................      (200,000)
       Purchase of property and equipment ....................      (243,000)
                                                                 -----------
                 Net cash used in investing activities .......    (1,337,000)
                                                                 -----------
Cash flows from financing activities:
       Distributions to AmHealth owners ......................    (1,605,000)
       Net borrowings under line of credit agreement .........     1,250,000
       Issuance of long-term debt ............................       285,000
       Repayment of long-term debt ...........................      (203,000)
       Repayments of capital lease obligations ...............       (84,000)
                                                                 -----------
                 Net cash used in
                   financing activities ......................      (357,000)
                                                                 -----------

Net decrease in cash and cash equivalents ....................    (1,214,000)
Cash and cash equivalents at beginning of period .............     2,538,000
                                                                 -----------
Cash and cash equivalents at end of period ...................   $ 1,324,000
                                                                 ===========

     See accompanying notes to unaudited consolidated financial statements.



                              STAT HEALTHCARE, INC.
                   Notes to Consolidated Financial Statements
                                  June 30, 1996


(1)  Financial Statement Presentation

         The accompanying consolidated financial statements of STAT Healthcare, Inc. (the Company) present financial information as of June 30, 1996 and December 31, 1995 and for the three and six month periods ended June 30, 1996 and 1995. Because these financial statements are unaudited and do not include all disclosures required by generally accepted accounting principles, they should be read in conjunction with the Company's audited summary consolidated financial statements which were filed on Form 8-K dated August 9, 1996. In the opinion of management, all adjustments (consisting only of normal recurring estimates) necessary for a fair presentation of the financial information for the periods reported have been made. Results of operations for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results for the year ending December 31, 1996.

         Consolidated income statement and cash flow information combines the results of operations and cash flows of the Company, its subsidiaries and its affiliated physician groups.

(2)  Net Income Per Common Share

         Net income per common share is computed based on the number of common and common equivalent shares of the Company. Equivalent shares are attributable to outstanding warrants and options to purchase common shares.