Form 10-Q/A
period 1996-06-30
NEW STAT HEALTHCARE INC
filed 1996-08-29
CIK 1010937

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                 AMENDMENT No. 1
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


         _______________________________________________________________
         (Former name, former address and former fiscal year, if changed since last report)

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


                                  STAT HEALTHCARE, INC.

Date:  August 29, 1996        By: /s/ RUSSELL D. SCHNEIDER
                                  Russell D. Schneider
                                  Chairman of the Board and Chief
                                  Executive Officer
                                  (Principal Executive Officer)

Date:  August 29, 1996        By: /s/ NED E. CHAPMAN
                                  Ned E. Chapman
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

                              STAT HEALTHCARE, INC.
                   Index to Consolidated Financial Statements

Consolidated Balance Sheets

Consolidated Statements of Income

Consolidated Statement of Cash Flows

Notes to Consolidated Financial Statements

                     STAT HEALTHCARE, INC. AND SUBSIDIARIES
                                 BALANCE SHEETS
                       JUNE 30, 1996 AND DECEMBER 31, 1995

                                                                                                  June 30,              December 31,
                                                                                                    1996                    1995
                                                                                                 (unaudited)              (audited)
                                                                                                 -----------             -----------
          ASSETS
Cash and cash equivalents ..........................................................             $ 1,324,000             $ 2,538,000
Accounts receivable, net ...........................................................               7,109,000               4,565,000
Notes receivable ...................................................................                 200,000                 266,000
Inventories ........................................................................                  78,000                 103,000
Prepaid and other current assets ...................................................                 295,000                 709,000
                                                                                                 -----------             -----------
          Total current assets .....................................................               9,006,000               8,181,000
Property and equipment, net ........................................................               3,149,000               2,261,000
Intangible assets, net .............................................................               1,408,000                    --
Other non-current assets ...........................................................                 196,000                 133,000
                                                                                                 -----------             -----------
          Total assets .............................................................             $13,759,000             $10,575,000
                                                                                                 ===========             ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current portion of long-term debt ..................................................             $ 1,486,000             $    88,000
Current portion of capital lease obligations .......................................                  72,000                  48,000
Accrued physicians' fees ...........................................................               1,095,000                 706,000
Accounts payable ...................................................................               1,194,000                 925,000
Accrued liabilities ................................................................                 505,000                 513,000
Distributions payable ..............................................................                 465,000                 283,000
                                                                                                 -----------             -----------
          Total current liabilities ................................................               5,817,000               2,563,000
Long-term debt .....................................................................                 289,000                 156,000
Long-term capital lease obligations ................................................               1,993,000               1,484,000
                                                                                                 -----------             -----------
          Total liabilities ........................................................               7,099,000               4,203,000
                                                                                                 -----------             -----------
Stockholders' equity:
     Preferred stock, $.01 par value.  Authorized 5,000,000
       shares; Series A convertible, no shares outstanding .........................                    --                      --
     Common Stock, $.01 par value.  Authorized 40,000,000
       shares; issued and outstanding, 14,902,472
       and 14,823,332, respectively ................................................                 149,000                 148,000
     Capital in excess of par value ................................................               4,563,000               4,204,000
     Retained earnings .............................................................               1,948,000               2,020,000
                                                                                                 -----------             -----------
          Total stockholders' equity ...............................................               6,660,000               6,372,000
                                                                                                 -----------             -----------
Commitments and contingencies
          Total liabilities and stockholders' equity ...............................             $13,759,000             $10,575,000
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

                     STAT HEALTHCARE, INC. AND SUBSIDIARIES
                              STATEMENTS OF INCOME
                      QUARTERS ENDED JUNE 30, 1995 AND 1996
                     SIX MONTHS ENDED JUNE 30, 1995 AND 1996
                                   (UNAUDITED)

                                                   Quarter         Quarter       Six months     Six months
                                                    ended           ended          ended           ended
                                                June 30, 1996   June 30, 1995   June 30, 1996   June 30, 1995
                                                -------------   -------------   -------------   -------------
Net service revenues .........................   $  9,114,000    $  5,502,000    $ 16,663,000    $ 10,375,000
                                                 ------------    ------------    ------------    ------------
Operating expenses:
     Professional medical fees ...............      3,871,000       2,348,000       6,695,000       4,548,000
     Human resources .........................      1,769,000         929,000       3,516,000       1,625,000
     Supplies ................................        570,000         440,000       1,136,000         822,000
     Billing and collection costs ............        551,000         381,000         996,000         697,000
     Liability insurance .....................        259,000         181,000         499,000         324,000
     Other costs .............................        474,000         318,000         938,000         575,000
                                                 ------------    ------------    ------------    ------------
          Total operating expenses ...........      7,494,000       4,597,000      13,780,000       8,591,000
                                                 ------------    ------------    ------------    ------------
          Operating income ...................      1,620,000         905,000       2,883,000       1,784,000
Interest income ..............................          5,000          28,000          17,000          31,000
Interest expense .............................        (86,000)        (27,000)       (150,000)        (60,000)
Reorganization costs .........................     (1,269,000)           --        (1,269,000)           --
                                                 ------------    ------------    ------------    ------------
          Income before income taxes .........        270,000         906,000       1,481,000       1,755,000
Income taxes .................................       (121,000)        104,000         (44,000)        181,000
                                                 ------------    ------------    ------------    ------------
          Net income .........................   $    391,000    $    802,000    $  1,525,000    $  1,574,000
                                                 ============    ============    ============    ============
Proforma income taxes ........................        218,000         204,000         577,000         416,000
                                                 ------------    ------------    ------------    ------------
          Proforma net income ................   $    173,000    $    598,000    $    948,000    $  1,158,000
                                                 ============    ============    ============    ============
          Proforma net income per common share   $       0.01    $       0.06    $       0.06    $       0.13
                                                 ============    ============    ============    ============
Number of shares used in computing
proforma net income per share ................     15,424,275      10,555,628      15,320,433       9,077,613
                                                 ============    ============    ============    ============

     See accompanying notes to unaudited consolidated financial statements.
                     STAT HEALTHCARE, INC. AND SUBSIDIARIES
                             STATEMENT OF CASH FLOWS
                         SIX MONTHS ENDED JUNE 30, 1996
                                   (UNAUDITED)
                                                                 Six months
                                                                   ended
                                                                June 30, 1996
                                                                -------------
Cash flows from operating activities
     Net income ..............................................   $ 1,525,000
                                                                 -----------
     Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
          Depreciation and amortization ......................       238,000
          Increase in deferred tax liability .................        50,000
          Changes in assets and liabilities
              Increase in net accounts receivable ............    (2,544,000)
              Decrease in inventories ........................        25,000
              Decrease in prepaid and other current assets ...       464,000
              Increase in other non-current assets ...........       (68,000)
              Increase in accrued physicians' fees ...........       389,000
              Increase in accounts payable ...................       269,000
              Decrease in accrued liabilities ................       (58,000)
                                                                 -----------
              Total Adjustments ..............................    (1,235,000)
                                                                 -----------
                 Net cash provided by
                   operating activities ......................       290,000
                                                                 -----------
Cash flows from investing activities:
       Repayment of notes receivable .........................        66,000
       Purchase of HEMA assets ...............................      (960,000)
       Purchase of Amedica assets ............................      (200,000)
       Purchase of property and equipment ....................      (243,000)
                                                                 -----------
                 Net cash used in investing activities .......    (1,337,000)
                                                                 -----------
Cash flows from financing activities:
       Distributions to AmHealth owners ......................    (1,415,000)
       Net borrowings under line of credit agreement .........     1,250,000
       Issuance of long-term debt ............................       285,000
       Repayment of long-term debt ...........................      (203,000)
       Repayments of capital lease obligations ...............       (84,000)
                                                                 -----------
                 Net cash used in
                   financing activities ......................      (167,000)
                                                                 -----------

Net decrease in cash and cash equivalents ....................    (1,214,000)
Cash and cash equivalents at beginning of period .............     2,538,000
                                                                 -----------
Cash and cash equivalents at end of period ...................   $ 1,324,000
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