Form 10-Q
period 1996-09-30
NEW STAT HEALTHCARE INC
filed 1996-11-14
CIK 1010937

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended   September 30, 1996
                                         ------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________

                         Commission file number  1-14386
                                                ----------

                              STAT HEALTHCARE, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                   76-0496236
  (State or other jurisdiction            (IRS Employer Identification No.)
of incorporation or organization)

             12450 GREENSPOINT DRIVE SUITE 1200 HOUSTON, TEXAS 77060
                    (Address of principal executive offices)

                                  (713)872-6900
                (Issuer's telephone number, including area code)


________________________________________________________________________________
         (Former name, former address and former fiscal year, if changed since last report)

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

14,975,412 SHARES OF COMMON STOCK OUTSTANDING AS OF NOVEMBER 11, 1996.
----------------------------------------------------------------------

                              STAT HEALTHCARE, INC.
                                    FORM 10-Q
                        Quarter Ended September 30, 1996


                                Table of Contents

PART I

Item 1. Financial Statements ............................   1

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations .............   1

PART II

Item 1. Legal Proceedings ...............................   6

Item 4. Submission  of Matters to a Vote of
        Security Holders ................................   6

Item 6. Exhibits and Reports on Form 8-K ................   7


SIGNATURES ..............................................   8


INDEX TO FINANCIAL STATEMENTS ...........................   F-1

                                      (ii)

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        This report contains forward-looking statements that involve risks and uncertainties. The actual future results of the Company could differ materially from those statements. Factors that could cause or contribute to such differences include, but are not limited to, uncertainties regarding changes in governmental regulation, continued reimbursement for the Company's services from third-party payors and risks associated with managing the Company's growth, as well as the risk factors discussed in the Company's Prospectus dated October 23, 1996 relating to the offering of securities upon the exercise of warrants.

General

        The following discussion and analysis reviews consolidated financial data which reflects the June 1996 merger of Old STAT and the AmHealth Companies into STAT Healthcare, Inc. (the Company). This merger has been accounted for as a pooling of interests.

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

        The following discussion should be read in conjunction with the audited supplemental consolidated financial statements of the Company included in its Current Report on Form 8-K dated August 9, 1996.


Results of Operations

        For purposes of this discussion, the term "same store" refers to facilities which were open for the duration of each comparable period.

Three months Ended September 30, 1996 Compared to Three Months Ended September 30, 1995.

        Net Service Revenues. Net service revenues increased by $4.5 million, or 73%, to $10.6 million in 1996 from $6.1 million in 1995. This increase is comprised of a $1.2 million (50%) increase in disease management revenues and a $3.3 million (88%) increase in emergency medical management revenues.

        The increase in disease management revenues, to $3.6 million in 1996 from $2.4 million in 1995, is primarily attributable to the introduction of new services and facilities. Kidney dialysis services accounted for approximately $2.2 million of 1996 revenues and approximately $1.7 million of 1995 revenues, while medical management services accounted for $1.4 million of 1996 revenues compared to $0.7 million of 1995 revenues.

        At September 30, 1996, the Company operated five kidney dialysis centers compared with four centers at September 30, 1995. Revenues during 1996 attributable to the new centers approximated $0.2 million while revenues attributable to centers open during both periods increased to $2.0 million from $1.7 million or a same store growth rate of approximately 15%. Per patient revenue rates remained relatively constant between the periods. At September 30, 1996, the Company had approximately 280 dialysis patients compared with approximately 190 patients at September 30, 1995.

        At September 30, 1996, the Company provided management services to one home healthcare agency, which services commenced in June 1995, and operated two HBO facilities, one opened in May 1995 and the second opened in April 1996. The increase in comparative revenues of $0.7 million is attributable to the short operating history as of September 30, 1995 and the opening of the second HBO facility in April 1996. In July 1996, the Company announced contracts for three additional HBO facilities which are expected to be opened during the fourth quarter of 1996.

        The increase in emergency medical management revenues, to $7.0 million in 1996 from $3.7 million in 1995, is primarily attributable to an increase in the number of patients treated in 1996 (79,000) compared with 1995 (46,000). The increase in patients relates to an increase in the number of emergency departments being served, 20 as of September 30, 1996 compared with 12 at September 30, 1995. Also contributing to the increase in revenues is an 8% increase, to $84.42 in 1996 from $77.89 in 1995, in average revenue per patient. The increase in per patient revenue is due to a pricing increase implemented in February 1996.

        Operating Expenses. Operating expenses increased by $3.7 million, or 70%, to $8.9 million in 1996 from $5.2 million in 1995. This percentage increase closely parallels the comparative increase in net service revenues.

        Significant elements comprising operating expenses include: (1) professional medical fees which increased $2.4 million or 100%; (2) human resources costs which increased $0.6 million or 48%; (3) billing and collection costs which increased $0.2 million or 56%; and (4) supplies costs which increased $0.1 million or 25%. Other combined costs accounted for the remaining increase of $0.3 million. Comments relating to significant changes are as follows:

        Professional medical fees and billing and collection costs which increased by 100% and 56%, respectively, are directly related to emergency medical services, which revenues increased by 88%. The percentage increase in professional medical fees exceeded the percentage increase in related revenues because of rate increases in fees paid to independent contract physicians. The rate of increase in billing and collection costs was less than the rate of increase in revenues because of a May 1996 negotiated reduction in the cost of this contracted service which is based on a percentage of collections.

        The rate of increase in human resources costs was less than the rate of increase in revenues because of the significant increase in emergency medical services which do not result in proportionate administrative personnel increases. Such costs increased by 48% versus a revenue increase of 73%.

Nine months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995.

        Net Service Revenues. Net service revenues increased by $10.8 million, or 65%, to $27.3 million in 1996 from $16.5 million in 1995. This increase is comprised of a $4.3 million (72%) increase in disease management revenues and a $6.5 million (61%) increase in emergency medical management revenues.

        The increase in disease management revenues, to $10.2 million in 1996 from $5.9 million in 1995, is primarily attributable to the introduction of new services and facilities. Kidney dialysis services accounted for approximately $6.0 million of 1996 revenues and approximately $4.3 million of 1995 revenues, while medical management services accounted for $4.2 million of 1996 revenues compared to $1.6 million of 1995 revenues.

        At September 30, 1996, the Company operated five kidney dialysis centers compared with four centers at September 30, 1995. Revenues during 1996 attributable to the new centers approximated $1.2 million while revenues attributable to centers open during both periods increased to $4.8 million from $4.3 million or a same store growth rate of approximately 12%. Per patient revenue rates remained relatively constant between the periods. At September 30, 1996, the Company had approximately 280 dialysis patients compared with approximately 190 patients at September 30, 1995.

        At September 30, 1996, the Company provided management services to one home healthcare agency, which services commenced in June 1995, and operated two HBO facilities, one opened in May 1995 and the second opened in April 1996. The increase in comparative revenues of $2.6 million is attributable to a combination of the short operating history as of September 30, 1995 and the opening of the second HBO facility in April 1996.

        The increase in emergency medical management revenues, to $17.1 million in 1996 from $10.6 million in 1995, is primarily attributable to an increase in the number of patients treated in 1996 (203,000) compared with 1995 (136,000). The increase in patients relates to an increase in the number of emergency departments being served, 20 as of September 30, 1996 compared with 12 at September 30, 1995. Also contributing to the increase in revenues is an 8% increase, to $84.42 in 1996 from $77.89 in 1995, in average revenue per patient. The increase in per patient revenue is due to a pricing increase implemented in February 1996.

        Operating Expenses. Operating expenses increased by $8.8 million, or 64%, to $22.7 million in 1996 from $13.8 million in 1995. This percentage increase closely parallels the comparative increase in net service revenues.

        Significant elements comprising operating expenses include: (1) professional medical fees which increased $4.5 million or 65%; (2) human resource costs which increased $2.5 million or 85%; (3) billing and collection costs which increased $0.5 million or 48%; and (4) supplies costs which increased $0.4 million or 33%. Other combined costs accounted for the remaining increase of $0.8 million. Comments relating to significant changes are as follows:

        Professional medical fees and billing and collection costs which increased by 65% and 47%, respectively, are all directly related to emergency medical services, which revenues increased by 61%. The percentage increase in professional medical fees exceeded the percentage increase in related revenues because of rate increases in fees paid to independent contract physicians. The increase in billing and collection costs was slightly less than the increase in revenues because of a May 1996 negotiated reduction in the cost of this contracted service which is based on a percentage of collections.

        The rate of increase in human resource costs exceeded the rate of increase in revenues. Such costs increased by 85% (vs. revenue increase of 65%) or $2.5 million. The increase is attributable to the hiring of administrative and support personnel to accommodate the expanded operations and contracted future business. Additionally, the home healthcare and HBO management services businesses which were started late in the 1995 period are highly labor intensive and contribute to an increase in these costs as a percentage of revenues.

        Reorganization Costs. The reorganization costs incurred during 1996 relate entirely to the merger between Old STAT and the AmHealth Companies and consist of legal, accounting and other transactional costs associated with the merger.

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

        Shares Used in Computing Net Income Per Share. Shares used in computing net income per share are based on the weighted average common shares and common share equivalents outstanding during the periods presented. For 1996, this includes 14,975,412 shares outstanding plus approximately 468,000 common share equivalents relating to warrants and options. For 1995, there were no common share equivalents because the Company's outstanding warrants and options were anti dilutive. Additionally, merger shares allocable to AmHealth business units included in the merger but operational for only a portion of the period were weighted into the 1995 average.


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

        Management is actively evaluating new markets for the expansion of the Company's disease management business and considers either dialysis centers or HBO facilities to be the optimum vehicles for market entry. These ventures are the most capital intensive of the Company's businesses and require funds to purchase dialysis and HBO equipment. At September 30, 1996, the Company had commitments for approximately $1.0 million of hyperbaric oxygen equipment for new facilities expected to open during the fourth quarter of 1996.

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

        Historically, capital requirements have been met through a combination of sources including: (1) operating cash flows; (2) proceeds from Old STAT's initial public offering in April 1995; and (3) lease and bank financings. To posture the Company for future growth, a new bank credit facility totaling $6.5 million was negotiated in August 1996 (including $1.5 million under a term feature and $6.0 million under a revolving feature). Additionally, on November 11, 1996 the Company announced its intention to redeem its outstanding Class A redeemable common stock purchase warrants. The expected exercise of the warrants prior to redemption in December 1996 is expected to generate net proceeds of approximately $3.5 million. No assurances can be made that the Company will be able to achieve this objective.

        On October 7, 1996, the Company entered into an Agreement and Plan of Merger with American Medical Response, Inc. ("American"). If the merger is consummated, the Company will become a wholly owned subsidiary of American. Each share of the Company's common stock will be converted into 0.25 of a share of American common stock and each outstanding option to acquire the Company's common stock will be assumed by American. The merger is subject to the approval of the Company's stockholders and other customary approvals. A special meeting of the Company's stockholders is scheduled to be held on December 10, 1996 to consider a proposal to approve the merger.

        If the merger is not consummated, the Company intends to seek additional bank financing and/or raise additional capital through the sale of equity securities. No assurances can be given that the Company will be successful in these efforts. If the Company is unsuccessful in these efforts, it will likely be required to significantly curtail its growth objectives.

        Inflation has not had, nor is it expected to have, a material impact on the operations and financial condition of the Company.

                                     PART II

Item 1.  Legal Proceedings

        The Company is not presently a party to any material litigation, nor, to the knowledge of Management, is any such litigation presently threatened.

Item 4.  Submission of Matters to a Vote of Security Holders

        The 1996 annual meeting of stockholders of the Company's predecessor, Old STAT, Inc. (named STAT Healthcare, Inc. prior to the merger with the AmHealth Companies), was held on June 13, 1996. Matter presented to the stockholders for voting were (I) approval of the Amended and Restated Agreement and Plan of Reorganization, dated March 15, 1996, among the Company, STAT Acquisition Corp and the AmHealth Companies, (ii) election of directors, (iii) ratification of the appointment of independent auditors, and (iv) approval of the Company's 1996 Stock Incentive Plan. The Amended and Restated Agreement and Plan of Reorganization received 2,174,104 shares voted for, 3,300 shares voted against, 500 abstentions and 913,617 broker non-votes. Each nominee for election as director received 3,090,721 shares voted for election and 800 shares withheld. The ratification of the appointment of independent auditors received 3,090,021 shares voted for, 1,400 shares voted against and 100 abstentions. The approval of the Company's 1996 Stock Incentive Plan received 1,162,004 shares voted for, 9,800 shares voted against, 4,100 abstentions and 915,617 broker non-votes.

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

               The registrant filed a Current Report on Form 8-K dated October 8, 1996 (Item 5) to report the execution of an Agreement and Plan of Merger with American Medical Response, Inc., and STAT Acquisition Corp.

                                   SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    STAT HEALTHCARE, INC.

Date:  November 11, 1996            By:    /S/ RUSSELL D. SCHNEIDER
                                           ------------------------
                                    Russell D. Schneider
                                    Chairman of the Board and Chief Executive
                                    Officer (Principal Executive Officer)




Date:  November 11, 1996            By:    /S/ NED E. CHAPMAN
                                           ------------------
                                    Ned E. Chapman
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                              STAT HEALTHCARE, INC.
                                AND SUBSIDIARIES
                   Index to Consolidated Financial Statements


Consolidated Balance Sheets                                             F-2

Consolidated Statements of Income                                       F-3

Consolidated Statement of Cash Flows                                    F-4

Notes to Consolidated Financial Statements                              F-5

                     STAT HEALTHCARE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

                                                         Sep 30,       Dec 31,
                                                          1996           1995
                                                       (unaudited)    (audited)
                                                       -----------   -----------
         ASSETS
Cash and cash equivalents ..........................   $ 1,376,000   $ 2,538,000
Accounts receivable, net ...........................     8,962,000     4,565,000
Notes receivable ...................................       200,000       266,000
Inventories ........................................       102,000       103,000
Prepaid and other current assets ...................       148,000       709,000
                                                       -----------   -----------
         Total current assets ......................    10,788,000     8,181,000
Property and equipment, net ........................     3,494,000     2,261,000
Intangible assets, net .............................     1,931,000          --
Other non-current assets ...........................       425,000       133,000
                                                       -----------   -----------
         Total assets ..............................   $16,638,000   $10,575,000
                                                       ===========   ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current portion of long-term debt ..................   $ 2,482,000   $    88,000
Current portion of capital lease obligations .......       343,000        48,000
Accrued physicians' fees ...........................     1,346,000       706,000
Accounts payable ...................................     1,120,000       925,000
Accrued liabilities ................................     1,401,000       513,000
Distributions payable ..............................          --         283,000
                                                       -----------   -----------
         Total current liabilities .................     6,692,000     2,563,000
Long-term debt .....................................       283,000       156,000
Long-term capital lease obligations ................     1,620,000     1,484,000
                                                       -----------   -----------
         Total liabilities .........................     8,595,000     4,203,000
                                                       -----------   -----------

Stockholders' equity:
    Preferred stock, $.01 par value.  Authorized
      5,000,000 shares; no shares outstanding ......          --            --
    Common Stock, $.01 par value.  Authorized
      40,000,000 shares; issued and outstanding,
      14,975,412 and 14,823,332, respectively ......       150,000       148,000
    Capital in excess of par value .................     4,890,000     4,204,000
    Retained earnings ..............................     3,003,000     2,020,000
                                                       -----------   -----------
         Total stockholders' equity ................     8,043,000     6,372,000
Commitments and contingencies
         Total liabilities and stockholders' equity    $16,638,000   $10,575,000
                                                       ===========   ===========


     See accompanying notes to unaudited consolidated financial statements.

                     STAT HEALTHCARE, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                   QUARTERS ENDED SEPTEMBER 30, 1996 AND 1995
                  NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (UNAUDITED)

                                                  Quarter         Quarter       Nine months     Nine months
                                                   ended           ended           ended           ended
                                                Sep 30, 1996    Sep 30, 1995    Sep 30, 1996    Sep 30, 1995
                                                ------------    ------------    ------------    ------------
Net service revenues ........................   $ 10,643,000    $  6,148,000    $ 27,304,000    $ 16,523,000
                                                ------------    ------------    ------------    ------------

Operating expenses:
    Professional medical fees ...............      4,746,000       2,367,000      11,440,000       6,915,000
    Human resources .........................      2,000,000       1,352,000       5,513,000       2,979,000
    Supplies ................................        589,000         473,000       1,726,000       1,296,000
    Billing and collection costs ............        617,000         395,000       1,613,000       1,092,000
    Liability insurance .....................        254,000         195,000         707,000         519,000
    Other costs .............................        683,000         453,000       1,674,000       1,006,000
                                                ------------    ------------    ------------    ------------
         Total operating expenses ...........      8,889,000       5,235,000      22,673,000      13,807,000
                                                ------------    ------------    ------------    ------------

         Operating income ...................      1,754,000         913,000       4,631,000       2,716,000
Interest income .............................          5,000          25,000          23,000          26,000
Interest expense ............................       (110,000)        (81,000)       (255,000)       (130,000)
Reorganization costs ........................           --              --        (1,269,000)           --
                                                ------------    ------------    ------------    ------------

         Income before income taxes .........      1,649,000         857,000       3,130,000       2,612,000
Income taxes ................................        594,000         111,000         550,000         292,000
                                                ------------    ------------    ------------    ------------

         Net income .........................   $  1,055,000    $    746,000    $  2,580,000    $  2,320,000
                                                ============    ============    ============    ============

Proforma income taxes .......................           --           180,000         577,000         596,000
                                                ------------    ------------    ------------    ------------

         Proforma net income ................   $  1,055,000    $    566,000    $  2,003,000    $  1,724,000
                                                ============    ============    ============    ============

         Proforma net income per common share   $       0.07    $       0.04    $       0.13    $       0.16
                                                ============    ============    ============    ============

Number of shares used in computing
proforma net income per share ...............     15,444,000      14,465,000      15,402,000      10,893,000
                                                ============    ============    ============    ============

     See accompanying notes to unaudited consolidated financial statements.

                     STAT HEALTHCARE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (UNAUDITED)

                                                              Nine months    Nine months
                                                                 ended          ended
                                                             Sep 30, 1996   Sep 30, 1995
                                                              -----------    -----------
Cash flows from operating activities:
    Net income ............................................   $ 2,580,000    $ 2,320,000
                                                              -----------    -----------
    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:-
         Depreciation and amortization ....................       412,000        237,000
         Increase in deferred tax liability ...............        50,000           --
         Changes in assets and liabilities:
            Increase in net accounts receivable ...........    (4,397,000)    (1,850,000)
            Decrease (increase) in inventories ............         1,000        (18,000)
            Decrease in prepaid and other current assets ..       561,000         59,000
            Decrease (increase) in other non-current assets       133,000        (76,000)
            Increase (decrease) in accrued physicians' fees       640,000        (16,000)
            Increase in accounts payable ..................       195,000         78,000
            Increase in accrued liabilities ...............       888,000        259,000
                                                                             -----------
            Increase (decrease) in distributions payable ..      (283,000)       420,000
                                                              -----------    -----------
            Total Adjustments .............................    (1,800,000)      (907,000)
                                                              -----------    -----------
              Net cash provided by
                operating activities ......................       780,000      1,413,000
                                                              -----------    -----------

Cash flows from investing activities:
      Purchase of HEMA assets .............................      (960,000)          --
      Purchase of Amedica assets ..........................      (200,000)          --
      Increase (decrease) in notes receivable .............        66,000        (56,000)
      Purchase of property and equipment ..................    (1,533,000)      (518,000)
                                                              -----------    -----------
              Net cash used in investing activities .......    (2,627,000)      (574,000)
                                                              -----------    -----------

Cash flows from financing activities:
      Proceeds from sale of common stock ..................       328,000      3,516,000
      Distributions to shareholders .......................    (1,415,000)    (1,426,000)
      Net borrowings under line of credit agreement .......     1,835,000           --
      Issuance of long-term debt ..........................       317,000        228,000
      Repayment of long-term debt .........................      (243,000)      (552,000)
      Repayments of capital lease obligations .............      (137,000)      (131,000)
                                                              -----------    -----------
              Net cash provided by
                financing activities ......................       685,000      1,635,000
                                                              -----------    -----------

Net decrease in cash and cash equivalents .................    (1,162,000)     2,474,000
Cash and cash equivalents at beginning of period ..........     2,538,000        470,000
                                                              -----------    -----------
Cash and cash equivalents at end of period ................   $ 1,376,000    $ 2,944,000
                                                              ===========    ===========

     See accompanying notes to unaudited consolidated financial statements.

                              STAT HEALTHCARE, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 1996


(1)  Financial Statement Presentation

        The accompanying consolidated financial statements of STAT Healthcare, Inc. and subsidiaries (the Company) present financial information as of September 30, 1996 and December 31, 1995, and for the three and nine month periods ended September 30, 1996 and 1995. Because these financial statements are unaudited and do not include all disclosures required by generally accepted accounting principles, they should be read in conjunction with the Company's audited supplemental consolidated financial statements which were filed on the Company's Form 8-K dated August 9, 1996. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the periods reported have been made. Results of operations for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be achieved for the year ending December 31, 1996.

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